Form 10-K
period 2006-12-31
Citigroup Mortgage Loan Trust 2006-WF1
filed 2007-04-02
CIK 1356241

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------



Commission file number of issuing entity  333-127834-11
                                         -------------------

                   Citigroup Mortgage Loan Trust 2006-WF1
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


Commission file number of registrant  333-138237
                                     -------------------

                     Citigroup Mortgage Loan Trust Inc.
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                    Citigroup Global Markets Realty Corp.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)



       Delaware                                     01-0791848
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

 390 Greenwich Street, 14th Floor, New York, New York         10013
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (212) - 816 - 6000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.

     Title of each class                     Name of each exchange of
                                                which registered


----------------------------------      ---------------------------------

----------------------------------      ---------------------------------


        Securities registered pursuant to section 12(g) of the Act:  None.


-------------------------------------------------------------------------
                              (Title of class)


-------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ----                   ----                       ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

There were no legal proceedings


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Security Holders


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market for the Certificates exist. There are approximately 56 holders of record as of the end of the reporting year.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

Not Applicable.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


      Substitute Information Provided in Accordance with General Instruction J(2) to Form 10-k


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

  No Applicable Updates.


Item 1114(b)(2) and 1115(b) of Regulation AB. Credit Enhancement and Other Support.

  No Applicable Updates


Item 1117 of Regulation AB.  Legal Proceedings.

  No Applicable Updates


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

  No Applicable Updates


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

  See Item 15(a) exhibits (33) and (34).

  The Registrant acknowledges instances of material non-compliance in Exhibits 33(c) of this Form 10-K.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

  See Item 15(a) exhibits (35).


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Pooling Servicing Agreement, dated as of March 1, 2006, among the Citigroup Mortgage Loan Trust, Inc., as Depositor, Wells Fargo Bank, N.A., as Servicer, Citibank N.A., as Administrator and U.S. Bank N.A. as Trustee (incorporated herein by reference from Exhibit 4.1 of the current report on Form 8-K of the registrant, as filed with the Securities and Exchange Commission on April 18, 2006).

      (10)  Incorporated by reference as Exhibit 4

      (31)  302 Sarbanes-Oxley Certification.

      (33) Item 1122(a) Reports on assessment of compliance with servicing criteria for asset backed securities.
            (a)  Citibank N.A., as Trust Administrator
            (b) Citibank N.A., (formerly known as Citibank (West), FSB), as Custodian
            (c)  Wells Fargo Bank, N.A. as Servicer
            (d)  Regulus Group LLC, as vendor for Wells Fargo Bank N.A.
            (e) ZC Sterling Insurance Agency, Inc., as vendor for Wells Fargo Bank N.A.

      (34) Item 1122(b) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Citibank N.A., as Trust Administrator
            (b) Citibank N.A., (formerly known as Citibank (West), FSB), as Custodian
            (c)  Wells Fargo Bank, N.A. as Servicer
            (d)  Regulus Group LLC, as vendor for Wells Fargo Bank N.A.
            (e) ZC Sterling Insurance Agency, Inc., as vendor for Wells Fargo Bank N.A.

      (35)  Servicer Compliance Statement.
            (a)  Wells Fargo Bank N.A., as Servicer

      (99) Aggregate Statement of Principal and Interest Distributions to Certificate Holders for the year ended December 31, 2006


   (b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index above.

   (c) Not Applicable.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     Citigroup Mortgage Loan Trust Inc.
            -----------------------------------------------------------------

By /s/ Susan Mills
      -----------------------------------------------------
       Susan Mills
       Vice President



Date   March 30, 2007
      -----------------------------------------------------